Form 10-K
period 2019-12-31
BANK 2018-BNK10
filed 2020-03-23
CIK 1728085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Building 2 Mortgage Loan, which constituted approximately 3.2% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Building 2 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Building 2 Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Moffett Towers II - Building 2 Mortgage Loan, was serviced under the pooling and servicing agreement for the WFCM 2017-C42 transaction prior to the closing of the securitization of a pari passu portion of the Moffett Towers II - Building 2 loan combination in the Wells Fargo Commercial Mortgage Trust 2018-C43 transaction, Commission File Number 333-206677-23 (the “WFCM 2018-C43 Transaction”).  After the closing of the WFCM 2018-C43 Transaction on March 27, 2018, this loan combination, including the Moffett Towers II - Building 2 Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2018-C43 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Extra Space Self Storage Portfolio Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan, the Moffett Towers II - Building 2 Mortgage Loan and the Warwick Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Baybrook Lifestyle and Power Center Mortgage Loan and the Extra Space Self Storage Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because it is an unaffiliated servicer servicing less than 10% of pool assets.

National Cooperative Bank, N.A., the NCB master servicer and NCB special servicer, is also a sponsor. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for National Cooperative Bank, N.A. pursuant to Item 1123.  Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Warwick Mall Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan, the Extra Space Self Storage Portfolio Mortgage Loan and the Moffett Towers II - Building 2 Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.10       National Tax Search, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.12       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.7)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.8)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.9)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.10)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 33.1)

33.19       Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 33.3)

33.20       Wilmington Trust, National Association, as Trustee of the One Newark Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the One Newark Center Mortgage Loan (see Exhibit 33.7)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the One Newark Center Mortgage Loan (see Exhibit 33.8)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 33.9)

33.24       National Tax Search, LLC, as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 33.10)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.1)

33.26       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.3)

33.27       Wilmington Trust, National Association, as Trustee of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.7)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.8)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.9)

33.31       National Tax Search, LLC, as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.10)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.1)

33.33       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.3)

33.34       Wilmington Trust, National Association, as Trustee of the Kirkwood Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.7)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.8)

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.9)

33.38       National Tax Search, LLC, as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.10)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 33.1)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wilmington Trust, National Association, as Trustee of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Warwick Mall Mortgage Loan (see Exhibit 33.7)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Warwick Mall Mortgage Loan

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 33.9)

33.45       National Tax Search, LLC, as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 33.10)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.47       LNR Partners, LLC, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.43)

33.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.52       National Tax Search, LLC, as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.10)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.1)

33.54       LNR Partners, LLC, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.47)

33.55       Wilmington Trust, National Association, as Trustee of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.7)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.43)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.9)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.10)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.1)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.7)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.43)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.9)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.10)

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

34.10       National Tax Search, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.12       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.7)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.8)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.9)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.10)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 34.1)

34.19       Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 34.3)

34.20       Wilmington Trust, National Association, as Trustee of the One Newark Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the One Newark Center Mortgage Loan (see Exhibit 34.7)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the One Newark Center Mortgage Loan (see Exhibit 34.8)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 34.9)

34.24       National Tax Search, LLC, as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 34.10)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.1)

34.26       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.3)

34.27       Wilmington Trust, National Association, as Trustee of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.7)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.8)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.9)

34.31       National Tax Search, LLC, as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.10)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.1)

34.33       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.3)

34.34       Wilmington Trust, National Association, as Trustee of the Kirkwood Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.7)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.8)

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.9)

34.38       National Tax Search, LLC, as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.10)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 34.1)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wilmington Trust, National Association, as Trustee of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Warwick Mall Mortgage Loan (see Exhibit 34.7)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Warwick Mall Mortgage Loan

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 34.9)

34.45       National Tax Search, LLC, as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 34.10)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.47       LNR Partners, LLC, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.43)

34.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.52       National Tax Search, LLC, as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.10)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.1)

34.54       LNR Partners, LLC, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.47)

34.55       Wilmington Trust, National Association, as Trustee of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.7)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.43)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.9)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.10)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.1)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.7)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.43)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.9)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Torchlight Loan Services, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.1)

35.7         Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 35.1)

35.9         Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 35.1)

35.11       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 35.1)

35.13       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       LNR Partners, LLC, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 23, 2020