Form 10-K
period 2021-12-31
BANK 2018-BNK10
filed 2022-03-11
CIK 1728085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Extra Space Self Storage Portfolio Mortgage Loan and the Baybrook Lifestyle and Power Center Mortgage Loan, which constituted approximately 4.7% and 4.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Extra Space Self Storage Portfolio Mortgage Loan and the Baybrook Lifestyle and Power Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Extra Space Self Storage Portfolio Mortgage Loan or the Baybrook Lifestyle and Power Center Mortgage Loan and two other pari passu loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2017-HR2 transaction, Commission File Number 333-206582-13 (the “MSC 2017-HR2 Transaction”). These loan combinations, including the Extra Space Self Storage Portfolio Mortgage Loan and the Baybrook Lifestyle and Power Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-HR2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Warwick Mall Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan, the Extra Space Self Storage Portfolio Mortgage Loan and the Moffett Towers II - Building 2 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Moffett Towers II - Building 2 Mortgage Loan, the Extra Space Self Storage Portfolio Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan and the Warwick Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Warwick Mall Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Moffett Towers II - Building 2 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Warwick Mall Mortgage Loan, Argentic Services Company LP as special servicer of the Baybrook Lifestyle and Power Center Mortgage Loan and the Extra Space Self Storage Portfolio Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Moffett Towers II - Building 2 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.13       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 33.1)

33.20       Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the One Newark Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the One Newark Center Mortgage Loan (see Exhibit 33.7)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the One Newark Center Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.1)

33.27       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.3)

33.28       Wilmington Trust, National Association, as Trustee of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.7)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.8)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.1)

33.34       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.3)

33.35       Wilmington Trust, National Association, as Trustee of the Kirkwood Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.7)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 33.1)

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wilmington Trust, National Association, as Trustee of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Warwick Mall Mortgage Loan (see Exhibit 33.7)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Warwick Mall Mortgage Loan

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 33.9)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.48       Argentic Services Company LP, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan

33.49       Wilmington Trust, National Association, as Trustee of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.44)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.1)

33.55       Argentic Services Company LP, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.48)

33.56       Wilmington Trust, National Association, as Trustee of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.7)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.44)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.9)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.1)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.7)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.44)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.9)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

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

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.13       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 34.1)

34.20       Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the One Newark Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the One Newark Center Mortgage Loan (see Exhibit 34.7)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the One Newark Center Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Newark Center Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.1)

34.27       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.3)

34.28       Wilmington Trust, National Association, as Trustee of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.7)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.8)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.1)

34.34       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.3)

34.35       Wilmington Trust, National Association, as Trustee of the Kirkwood Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.7)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kirkwood Plaza Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 34.1)

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wilmington Trust, National Association, as Trustee of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Warwick Mall Mortgage Loan (see Exhibit 34.7)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Warwick Mall Mortgage Loan

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Warwick Mall Mortgage Loan (see Exhibit 34.9)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.48       Argentic Services Company LP, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan

34.49       Wilmington Trust, National Association, as Trustee of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.44)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.1)

34.55       Argentic Services Company LP, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.48)

34.56       Wilmington Trust, National Association, as Trustee of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.7)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.44)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.9)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.1)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.7)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.44)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.9)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

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

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Torchlight Loan Services, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.1)

35.8         Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the One Newark Center Mortgage Loan (see Exhibit 35.1)

35.10       Torchlight Loan Services, LLC, as Special Servicer of the One Newark Center Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 35.1)

35.12       Torchlight Loan Services, LLC, as Special Servicer of the Courtyard Los Angeles Sherman Oaks Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 35.1)

35.14       Torchlight Loan Services, LLC, as Special Servicer of the Kirkwood Plaza Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Warwick Mall Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Warwick Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Argentic Services Company LP, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 35.1)

35.20       Argentic Services Company LP, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 11, 2022