Form 10-K
period 2023-12-31
BANK 2018-BNK10
filed 2024-03-14
CIK 1728085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the general master servicer under the Pooling and Servicing Agreement and the primary servicer of the Warwick Mall Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan, the Extra Space Self Storage Portfolio Mortgage Loan and the Moffett Towers II - Building 2 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Warwick Mall Mortgage Loan, the Extra Space Self Storage Portfolio Mortgage Loan, the Baybrook Lifestyle and Power Center Mortgage Loan and the Moffett Towers II - Building 2 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Warwick Mall Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Moffett Towers II - Building 2 Mortgage Loan prior to April 24, 2023 and K-Star Asset Management LLC as special servicer of the Moffett Towers II - Building 2 Mortgage Loan on and after April 24, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Warwick Mall Mortgage Loan, Argentic Services Company LP as special servicer of the Extra Space Self Storage Portfolio Mortgage Loan and the Baybrook Lifestyle and Power Center Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Moffett Towers II - Building 2 Mortgage Loan prior to April 24, 2023 and K-Star Asset Management LLC as special servicer of the Moffett Towers II - Building 2 Mortgage Loan on and after April 24, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.5           Co-Lender Agreement, dated as of February 13, 2018, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-5 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of December 22, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of December 22, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of November 16, 2017, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K/A filed on April 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of February 13, 2018, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of December 21, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of September 14, 2017, by and between Bank of America, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on February 13, 2018 under Commission File No. 333-206677-22 and incorporated by reference herein).

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

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.44)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 33.9)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.1)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

33.63       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

33.64       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.7)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.44)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 33.9)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.44)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 34.9)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.1)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

34.63       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

34.64       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.7)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.44)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 34.9)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.18       Argentic Services Company LP, as Special Servicer of the Extra Space Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (see Exhibit 35.1)

35.20       Argentic Services Company LP, as Special Servicer of the Baybrook Lifestyle and Power Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers II - Building 2 Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

35.23       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 2 Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024